Form 10-K405
period 1999-12-31
RYDER VEHICLE LEASE TRUST 1999-A
filed 2000-03-10
CIK 1089379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                      For the year ended December 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number 333-81455

                        Ryder Vehicle Lease Trust 1999-A
             (Exact name of registrant as specified in its charter)

                 Delaware                                52-7000600
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

                    3600 NW 82nd Avenue, Miami, Florida 33166
               (Address of principal executive offices) (Zip Code)

                                 (305) 500-3726
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405): Not Applicable

Documents incorporated by reference: None.

* The registrant is an entity that has been organized specifically to issue asset-backed securities. Various substantially similarly situated issuers have been issued no-action letters (the "No-Action Letters") by the Commission with respect to the application of certain of the reporting requirements pursuant to
Section 13 or 15(d) of the Act. This Form 10-K has been prepared based upon the general guidance provided by such No-Action Letters. The registrant has not made a request for a separate no-action letter.

                                TABLE OF CONTENTS

PART I

Item 1.     Business
Item 2.     Properties
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters
Item 6.     Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 8.     Financial Statements and Supplementary Data
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
Item 10.    Directors and Executive Officers of the Registrant.
Item 11.    Executive Compensation.

PART III

Item 12.    Security Ownership of Certain Beneficial Owners and Management
Item 13.    Certain Relationships and Related Transactions

PART IV

Item 14.    Exhibits and Reports on Form 8-K
Signatures
Supplemental Information To Be Furnished With Reports Filed Pursuant To Section
         15(D) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act

INDEX TO EXHIBITS

                                     PART I

ITEM 1.  BUSINESS

Ryder Vehicle Lease Trust 1999-A (the "Trust"), a Delaware business trust, was formed pursuant to a trust agreement dated as of June 21, 1999, as amended and restated by an amended and restated trust agreement, dated as of October 1, 1999 (the "Trust Agreement"), between Ryder Funding LP and Chase Manhattan Bank Delaware, a Delaware banking corporation, as owner trustee. The Trust was organized under the Delaware Business Trust Act in connection with issuance of the senior notes described below, and the related subordinated notes and certificates issued by the Trust, and may only engage in such business as is specifically authorized in accordance with the terms of the Trust Agreement. The certificates represent undivided beneficial interests in the Trust, and the senior notes and the subordinated notes represent obligations of, and are secured by, the assets of the Trust pursuant to pursuant to an indenture, dated as of October 1, 1999, between the Trust and U.S. Bank National Association, a national banking association, as indenture trustee.

The Trust has registered under the Securities Act of 1933, as amended, and sold the following senior notes:

Security Description                                 Original Principal Amount          Interest Rate per Annum

Asset Backed Senior Notes, Class A-1                 $28,000,000                        6.165%
Asset Backed Senior Notes, Class A-2                 $63,000,000                        6.430%
Asset Backed Senior Notes, Class A-3                 $54,000,000                        6.680%
Asset Backed Senior Notes, Class A-4                 $53,000,000                        6.890%
Asset Backed Senior Notes, Class A-5                 $84,900,000                        7.130%


The Trust generally applies the collected payments described below under "Item
2. Properties" to pay interest and principal on the senior notes, subordinated notes and certificates issued by the Trust. The Trust prepares a payment date certificate (i.e., a quarterly report to investors) for each three-month collection period. The payment date certificate for the three-month period ended December 31, 1999 was included in the Trust's Current Report on Form 8-K filed with the Commission on January 26, 2000.

ITEM 2.  PROPERTIES

The assets of the Trust principally consist of the following:

o a 99% beneficial interest in special units of beneficial interest (collectively, the "SUBI"), which evidences a beneficial interest in certain vehicle and lease assets of Ryder Truck Rental LT ("Origination Trust");

o the right to payments under the SUBI from certain sales proceeds on deposit in a SUBI collection account and a residual value surplus account and investment earnings (net of losses and investment expenses) on amounts on deposit in the SUBI collection account and the residual value surplus account;

o        the rights of the Trust under a program operating lease; and

o        other rights as conveyed by the trust agreement;

all as described more fully in the registration statement for the senior notes (File No. 333-81455, declared effective on November 2, 1999).

The assets of the Origination Trust principally consist of full service operating leases ("Leases") assigned to the Origination Trust by Ryder Truck Rental, Inc. ("RTR"), the commercial trucks, highway tractors and trailers leased under those Leases ("Vehicles") and certain payments under the Leases and proceeds from the sale of Vehicles.

The primary business purpose of the Origination Trust is to acquire from or at the direction of RTR, and serve as record holder of title to, the Leases and Vehicles, in order to facilitate the titling of the vehicles in conjunction with asset-backed securities transactions.

The Trust receives payments on the program operating lease in an amount generally equal to payments made on or for those Leases and Vehicles represented by the SUBI in each three-month collection period. The Trust generally applies these collected payments to pay interest and principal on the senior notes, subordinated notes and certificates, in accordance with their terms.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1999, there were no material legal proceedings with respect to the Trust or the Origination Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust does not issue common shares or stock. The Depository Trust Company is registered holder of all of the Trust's senior notes. Ryder Funding LP is the registered holder of all of the Trust's subordinated notes and 1% of the certificates. The remaining certificates have been issued in a transaction not involving any public offering. To the best knowledge of the registrant, there is no established public trading market for the certificates.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable. See Item 14 "Exhibits" for financial information related to the Trust.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Not applicable. See Item 14 "Exhibits" for financial information related to the Trust.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable. See Item 14 "Exhibits" for financial information related to the Trust.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION.

Not applicable.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ryder Funding LP is the beneficial holder of all of the Trust's subordinated notes and 1% of its certificates. The remaining certificates have been issued in a transaction not involving any public offering. The following entities own more than 5% of the specified class of the Trust's senior notes. These positions are held through participation accounts at the Depository Trust Company ("DTC"). The administrative agent for the Trust has not been advised that any such DTC participants are beneficial owners.

Title of Class                      Name and Address of Owner            Principal Amount        Percent of Class

Senior Notes, Class A-1:            Boston Safe Deposit Trust Co.        $20,000,000                      71%
                                    Three Mellon  Bank Center
                                    Pittsburgh, PA  15259

                                    Chase Manhattan Bank                 $8,000,000                       29%
                                    4 New York Plaza
                                    New York, NY  10004

Senior Notes, Class A-2:            AllFirst Bank                        $10,000,000                      16%
                                    110 So. Paca Street
                                    Baltimore, MD  21201

                                    Bankers Trust Company                $4,800,000                       8%
                                    648 Grassmere Park Drive
                                    Nashville, TN  37211

                                    Bank One                             $10,000,000                      16%
                                    Trust Company, N.A.
                                    1900 Polaris Parkway
                                    Columbus, OH  43240

                                    Boston Safe Deposit and              $9,800,000                       16%
                                    Trust Company
                                    Three Mellon Bank Center
                                    Pittsburgh, PA  15259

                                    Chase Manhattan Bank                 $6,600,000                       10%
                                    4 New York Plaza
                                    New York, NY  10004

Senior Notes, Class A-2:            Merrill Lynch, Pierce Fenner         $1,000,000                       1%
(continued)                         & Smith Safekeeping
                                    4 Corporate Place
                                    Corporate Park 287
                                    Piscataway, NJ  08855

                                    Northern Trust Company               $5,700,000                       9%
                                    801 S. Canal C-IN
                                    Chicago, IL  60607

                                    State Street Bank &                  $15,100,000                      24%
                                    Trust Company
                                    1776 Heritage Dr.
                                    No. Quincy, MA  02171

Senior Notes, Class A-3:            The Bank of New York                 $12,450,000                      23%
                                    925 Patterson Plank Rd.
                                    Secaucus, NJ  07094

                                    Boston Safe Deposit &                $600,000                         1%
                                    Trust Company
                                    Three Mellon Bank Center
                                    Pittsburgh,  PA  15259

                                    Chase Mahattan Bank                  $16,000,000                      29%
                                    4 New York Plaza
                                    New York, NY  10004

                                    Citibank, N.A.                       $1,975,000                       4%
                                    P.O. Box 30576
                                    Tampa, FL  33630-3576

                                    Comerica Bank                        $225,000                         <1%
                                    Cap. Chg. proxy
                                    7CBB/MC 3530
                                    Detroit, MI  60607

                                    Fleet National Bank                  $3,000,000                       6%
                                    2nd Floor  NYROTO2B
                                    Rochester, NY  14638

                                    Northern Trust Company               $3,750,000                       7%
                                    801 S. Canal C-IN
                                    Chicago, IL  60607

Senior Notes, Class A-3:            PNC Bank                             $2,450,000                       5%
(continued)                         National Association
                                    1600 Market Street
                                    Philadelphia, PA  19103

                                    State Street Bank &                  $13,175,000                      24%
                                    Trust Company
                                    1776 Heritage Dr.
                                    No. Quincy, MA  02171

                                    Wilmington Trust Company             $375,000                         1%
                                    1100 North Market Street
                                    Wilmington, DE  19890-0001

Senior Notes, Class A-4:            Bank of New York                     $21,535,000                      40%
                                    925 Patterson Plank Rd.
                                    Secaucus, NJ  07094

                                    Bankers Trust Company                $1,475,000                       3%
                                    648 Grassmere Park Drive
                                    Nashville, Tn  37211

                                    Boston Safe Deposit &                $6,700,000                       13%
                                    Trust Company
                                    Three Mellon Bank Center
                                    Pittsburgh, PA  15259

                                    Chase Manhattan Bank                 $3,000,000                       6%
                                    4 New York Plaza
                                    New York, NY  10004

                                    Citibank, N.A.                       $10,000,000                      19%
                                    P.O. Box 30576
                                    Tampa, FL  33630-3576

                                    First Union National Bank            $1,000,000                       2%
                                    201 College Street
                                    Charlotte, NC  28288

                                    Investors Bank &                     $205,000                         <1%
                                    Trust Company
                                    200 Claredon Street
                                    Boston, MA  02116

Senior Notes, Class A-4:            M&I Marshall & Ilsley Bank           $600,000                         1%
(continued)                         1000 North Water Street
                                    Milwaukee, WI  53202

                                    Northwest Bank Minnesota             $460,000                         1%
                                    National Association
                                    733 Marquette Avenue
                                    Minneapolis, MN  55479-0056

                                    Northern Trust Company               $4,925,000                       9%
                                    801 S. Canal C-IN
                                    Chicago, IL  60607

                                    State Street Bank &                  $2,075,000                       4%
                                    Trust Company
                                    1776 Heritage Dr
                                    No. Quincy, MA  02171

                                    U.S. Bank                            $325,000                         1%
                                    National Association
                                    601 Second Avenue South
                                    Minneapolis, MN  55402

                                    Wilmington Trust Company             $700,000                         1%
                                    1100 North Market Street
                                    Wilmington, DE  19890-0001

Senior Notes, Class A-5:            The Bank of New York                 $2,300,000                       3%
                                    925 Patterson Plank Rd.
                                    Secaucus, NJ  07094

                                    Bankers Trust Company                $4,350,000                       5%
                                    648 Grassmere Park Drive
                                    Nashville, TN  37211

                                    The Bank of NewYork/                 $20,000,000                      24%
                                    First Union Safekeeping
                                    16 Wall Street
                                    New York, NY  10005

                                    Boston Safe Deposit &                $800,000                         <1%
                                    Trust Company
                                    Mellon Bank Center
                                    Pittsburgh, PA 15259

Senior Notes, Class A-5:            Brown Brothers                       $9,500,000                       11%
(continued)                         Harriman & Co.
                                    63 Wall Street
                                    New York, NY  10005

                                    Chase Bank of Texas, N..A.           $50,000                          <1%
                                    P.O. Box 2558
                                    Houston, TX  77252-8009

                                    Chase Manhattan Bank                 $14,825,000                      17%
                                    4 New York Plaza
                                    New York, NY  10004

                                    Citibank, N.A.                       $23,000,000                      27%
                                    P.O Box 30576
                                    Tampa,  FL  33630-3576

                                    Deseret Trust Company                $2,500,000                       3%
                                    P.O. Box 11558
                                    Salt Lake City, UT  84147

                                    Investors Bank &                     $1,125,000                       1%
                                    Trust Company
                                    200 Claredon Street
                                    Boston, MA  02116

                                    Norwest Bank Minnesota               $625,000                         <1%
                                    National Association
                                    733 Marquette Avenue
                                    Minneapolis, MN  55479-0056

                                    Northern Trust Company               $4,425,000                       5%
                                    801 S. Canal C-IN
                                    Chicago, IL  60607

                                    PNC Bank,                            $400,000                         <1%
`                                   National Association
                                    1600 Market Street
                                    Philadelphia, PA  19103

                                    Prudential Securities                $1,000,000                       1%
                                    Incorporated
                                    51 Mercedes Way
                                    Edgewood, NY  11717

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions of the type described in Regulation S-K, Item 404(a)(3) between the Trust and any 5% beneficial owner of the senior notes.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report:

         99.5     Annual Officer's Certificate
         99.6     Summary of Quarterly Reports to Investors

Note: On an annual basis, an Accountants' Report is prepared that relates to compliance with the requirements of the Administration Agreement. Such report is not being filed because the distribution of such report is restricted to the parties to the Administration Agreement, the Senior Noteholders and the Senior Note Owners. A copy of the report will be provided to the Securities and Exchange Commission upon request, at which time the registrant will request confidential treatment of the report. Senior Noteholders and Senior Note Owners may request a copy of the report in writing directly from the indenture Trustee or the Owner Trustee, as the case may be, at the related Corporate Trust Office.

Current Reports on Form 8-K filed by the registrant during the last quarter of 1999:

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RYDER VEHICLE LEASE TRUST 1999-A
                                          (Registrant)


Date: March 10, 2000                      /S/ W. DANIEL SUSIK
                                          -------------------------------------
                                          W. Daniel Susik
                                          Vice President and Treasurer
                                          Ryder Truck Rental, Inc.

                                          (Duly Authorized Officer of the
                                          Administrator on behalf of the Trust)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                INDEX TO EXHIBITS

Exhibit
Number            Description of Exhibit

 99.5         Annual Officer's Certificate
 99.6         Summary of Quarterly Reports to Investors