Form 10-K405
period 2000-12-31
RYDER VEHICLE LEASE TRUST 1999-A
filed 2001-03-23
CIK 1089379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the year ended December 31, 2000.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405): Not Applicable

Documents incorporated by reference: None.

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

INDEX TO EXHIBITS

                                     PART I

ITEM 1. BUSINESS

Ryder Vehicle Lease Trust 1999-A (the "Trust"), a Delaware business trust, was formed pursuant to a trust agreement dated as of June 21, 1999, as amended and restated by an amended and restated trust agreement, dated as of October 1, 1999 (the "Trust Agreement"), between Ryder Funding LP and Chase Manhattan Bank Delaware, a Delaware banking corporation, as owner trustee. The Trust was organized under the Delaware Business Trust Act in connection with issuance of the senior notes described below, and the related subordinated notes and certificates issued by the Trust, and may only engage in such business as is specifically authorized in accordance with the terms of the Trust Agreement. The certificates represent undivided beneficial interests in the Trust, and the senior notes and the subordinated notes represent obligations of, and are secured by, the assets of the Trust pursuant to an indenture, dated as of October 1, 1999, between the Trust and U.S. Bank National Association, a national banking association, as indenture trustee.

The Trust has registered under the Securities Act of 1933, as amended, and sold the following senior notes:

                                          Original Principal       Interest Rate
Security Description                            Amount               per Annum

Asset Backed Senior Notes, Class A-1         $28,000,000               6.165%
Asset Backed Senior Notes, Class A-2         $63,000,000               6.430%
Asset Backed Senior Notes, Class A-3         $54,000,000               6.680%
Asset Backed Senior Notes, Class A-4         $53,000,000               6.890%
Asset Backed Senior Notes, Class A-5         $84,900,000               7.130%

The Trust generally applies the collected payments described below under "Item
2. Properties" to pay interest and principal on the senior notes, subordinated notes and certificates issued by the Trust. The Trust prepares a payment date certificate (i.e., a quarterly report to investors) for each three-month collection period. The payment date certificate for the three-month period ended December 31, 2000 was included in the Trust's Current Report on Form 8-K filed with the Commission on January 18, 2001.

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

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2000, there were no material legal proceedings with respect to the Trust or the Origination Trust.

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

Title of Class                      Name and Address of Owner         Principal Amount        Percent of Class
Senior Notes, Class A-2:            AllFirst Bank                        $5,075,000                 16%
                                    17th Floor
                                    110 So. Paca Street
                                    Baltimore, MD  21202

                                    Bankers Trust Company                $1,675,000                  5%
                                    648 Grassmere Park Road
                                    Nashville, TN  37211

                                    Bank One                             $5,075,000                 16%
                                    Trust Company, N.A.
                                    1900 Polaris Parkway
                                    4th Floor
                                    Columbus, OH  43240

                                    Boston Safe Deposit and              $5,000,000                 16%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA  15259

                                    Chase Manhattan Bank                 $3,700,000                 12%
                                    4 New York Plaza
                                    13th Floor
                                    New York, NY  10004

Title of Class                      Name and Address of Owner         Principal Amount        Percent of Class
Senior Notes, Class A-2:            Merrill Lynch, Pierce Fenner         $   500,000                 1%
(continued)                         & Smith Safekeeping
                                    4 Corporate Place
                                    Corporate Park 287
                                    Piscataway, NJ  08855

                                    Northern Trust Company               $ 2,900,000                 9%
                                    801 S. Canal C-IN
                                    Chicago, IL  60607

                                    State Street Bank and                $ 8,075,000                25%
                                    Trust Company
                                    1776 Heritage Dr.
                                    Global Corporate Action
                                    Unit JAB 5NW
                                    No. Quincy, MA  02171

Senior Notes, Class A-3:            The Bank of New York                 $12,250,000                22%
                                    925 Patterson Plank Rd.
                                    Secaucus, NJ  07094

                                    Boston Safe Deposit and              $   600,000                 1%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh,  PA  15259

                                    Chase Mahattan Bank                  $19,000,000                35%
                                    4 New York Plaza
                                    New York, NY  10004

                                    Citibank, N.A.                       $ 1,975,000                 4%
                                    3800 Citicorp Center
                                    Tampa, FL  33610-9122

                                    Comerica Bank                        $   225,000                <1%
                                    Trust Office
                                    411 West Lafayette
                                    Detroit, MI  48226

                                    First Union Securities, Inc.         $   375,000                <1%
                                    8739 Research Drive
                                    Charlotte, NC  28262

Title of Class                      Name and Address of Owner         Principal Amount        Percent of Class
Senior Notes, Class A-3:            Northern Trust Company               $ 3,750,000                 7%
(continued)                         801 S. Canal C-IN
                                    Mail Code 3404
                                    Chicago, IL  60607


                                    PNC Bank                             $ 2,450,000                 5%
                                    National Association
                                    1600 Market Street
                                    29th Floor
                                    Philadelphia, PA  19103

                                    State Street Bank and                $13,375,000                25%
                                    Trust Company
                                    1776 Heritage Dr.
                                    Global Corporate Action
                                    Unit JAB 5NW
                                    No. Quincy, MA  02171

Senior Notes, Class A-4:            Bank of New York                     $24,500,000                46%
                                    925 Patterson Plank Rd.
                                    Secaucus, NJ  07094

                                    Bankers Trust Company                $ 4,700,000                 9%
                                    648 Grassmere Park Drive
                                    Nashville, TN  37211

                                    Boston Safe Deposit and              $ 2,300,000                 4%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA  15259

                                    Chase Manhattan Bank                 $ 3,000,000                 6%
                                    4 New York Plaza
                                    13th Floor
                                    New York, NY  10004

                                    Investors Bank &                     $10,000,000                19%
                                    Trust Company
                                    200 Clarendon Street
                                    Boston, MA  02116

Title of Class                      Name and Address of Owner         Principal Amount        Percent of Class
Senior Notes, Class A-4:            M&I Marshall & Ilsley Bank           $   600,000                 1%
(continued)                         1000 North Water Street
                                    P.O. Box 2977
                                    Milwaukee, WI  53202

                                    Northern Trust Company               $ 5,700,000                11%
                                    801 S. Canal C-IN
                                    Chicago, IL  60607

                                    State Street Bank and                $ 1,500,000                 3%
                                    Trust Company
                                    1776 Heritage Dr
                                    Global Corporate Action
                                    Unit JAB 5NW
                                    No. Quincy, MA  02171

                                    Wilmington Trust Company             $   700,000                 1%
                                    Rodney Square North
                                    Wilmington, DE  19890-0001

Senior Notes, Class A-5:            The Bank of New York                 $ 2,850,000                 4%
                                    925 Patterson Plank Rd.
                                    Secaucus, NJ  07094

                                    Bankers Trust Company                $ 4,350,000                 5%
                                    648 Grassmere Park Road
                                    Nashville, TN  37211

                                    The Bank of NewYork/                 $20,000,000                24%
                                    First Union Safekeeping
                                    16 Wall Street, 5th Floor
                                    New York, NY  10005

                                    Boston Safe Deposit and              $   800,000                 1%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

Title of Class                      Name and Address of Owner         Principal Amount        Percent of Class
Senior Notes, Class A-5:            Brown Brothers                       $ 7,800,000                 9%
(continued)                         Harriman & Co.
                                    63 Wall Street, 8th Floor
                                    New York, NY  10005

                                    Chase Bank of Texas, N.A.            $    50,000                <1%
                                    P.O. Box 2558
                                    Houston, TX  77252-8009

                                    Chase Manhattan Bank                 $14,825,000                17%
                                    4 New York Plaza
                                    New York, NY  10004

                                    Citibank, N.A.                       $23,000,000                27%
                                    3800 Citicorp Center
                                    Tampa, FL  33610-9122

                                    Deseret Trust Company                $ 2,500,000                 3%
                                    Gateway Tower East
                                    Salt Lake City, UT  84113

                                    Investors Bank & Trust               $ 1,125,000                 1%
                                    Institutional Custody
                                    200 Claredon Street
                                    Boston, MA  02155

                                    Wells Fargo Bank                     $   625,000                 1%
                                    Minnesota N.A.
                                    733 Marquette Avenue
                                    Minneapolis, MN  55479

                                    Northern Trust Company               $ 4,425,000                 5%
                                    801 S. Canal C-IN
                                    10 East South Temple
                                    Suite 470
                                    Chicago, IL  60607

                                    PNC Bank,                            $   400,000                <1%
`                                   National Association
                                    1600 Market Street
                                    29th Floor
                                    Philadelphia, PA  19103

Title of Class                      Name and Address of Owner         Principal Amount        Percent of Class
Senior Notes, Class A-5:            Prudential Securities                $1,000,000                  1%
(continued)                         Incorporated
                                    c/o ADP Proxy Services
                                    51 Mercedes Way
                                    Edgewood, NY  11717

                                    State Street Bank and                $1,150,000                  1%
                                    Trust Company
                                    1776 Heritage Dr
                                    Global Corporate Action
                                    Unit JAB 5NW
                                    No. Quincy, MA  02171

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

Current Reports on Form 8-K filed by the registrant during the last quarter of 2000:

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


                                           RYDER VEHICLE LEASE TRUST 1999-A
                                           (Registrant)


Date: March 23, 2001                       /s/ W. DANIEL SUSIK
                                           -------------------------------
                                           W. Daniel Susik
                                           Senior Vice President and Treasurer
                                           Ryder Truck Rental, Inc.

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

                                INDEX TO EXHIBITS

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    ----------------------

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