Form 10-K405
period 2001-12-31
RYDER VEHICLE LEASE TRUST 1999-A
filed 2002-03-25
CIK 1089379

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 2001.

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

                  3600 NW 82/nd/ Avenue, Miami, Florida 33166
              (Address of principal executive offices) (Zip Code)

                                (305) 500-3726
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes X No ___
                                        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405): Not Applicable

Documents incorporated by reference: None

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

                               TABLE OF CONTENTS

PART I
Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation

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

The Trust generally applies the collected payments described below under "Item
2. Properties" to pay interest and principal on the senior notes, subordinated notes and certificates issued by the Trust. The Trust prepares a payment date certificate (i.e., a quarterly report to investors) for each three-month collection period. The payment date certificate for the three-month period ended December 31, 2001 was included in the Trust's Current Report on Form 8-K filed with the Commission on January 22, 2002.

ITEM 2.  PROPERTIES

The assets of the Trust principally consist of the following:

..  a 99% beneficial interest in special units of beneficial interest
   (collectively, the "SUBI"), which evidences a beneficial interest in certain vehicle and lease assets of Ryder Truck Rental LT ("Origination Trust");

.. the right to payments under the SUBI from certain sales proceeds on deposit in a SUBI collection account and a residual value surplus account and investment earnings (net of losses and investment expenses) on amounts on deposit in the SUBI collection account and the residual value surplus account;

..  the rights of the Trust under a program operating lease; and

..  other rights as conveyed by the trust agreement;

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

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2001, there were no material legal proceedings with respect to the Trust or the Origination Trust.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable. See Item 14 "Exhibits" for financial information related to the Trust.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable. See Item 14 "Exhibits" for financial information related to the Trust.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

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


Title of Class                  Name and Address of Owner          Principal Amount        Percent of Class
Senior Notes, Class A-3:        The Bank of New York                $ 3,350,000                  11%
                                925 Patterson Plank Rd.
                                Secaucus, NJ  07094

                                Citibank, N.A.                      $ 1,140,000                   4%
                                3800 Citicorp Center B3-15
                                Tampa, FL  33610

                                JP Morgan Chase Bank                $16,685,000                  54%
                                JP Morgan Investor Services
                                14201 Dallas Parkway
                                12/th/ Floor
                                Mail Code 121
                                Dallas, TX  75240

                                JP Morgan Securities Inc.-          $ 2,200,000                   7%
                                Fixed Income
                                4 New York Plaza
                                9/th/ Floor
                                New York, NY  10041

                                Northern Trust Company              $ 1,625,000                   5%
                                801 S. Canal C-IN
                                Chicago, IL  60607

                                PNC Bank                            $ 1,410,000                   4%
                                National Association
                                1600 Market Street
                                29/th/ Floor
                                Philadelphia, PA  19103


Senior Notes, Class A-3:        State Street Bank and              $  4,660,000                  15%
(continued)                     Trust Company
                                1776 Heritage Dr.
                                No. Quincy, MA  02171


Senior Notes, Class A-4:        Baird & Company, Inc.              $     54,000                  *1%
                                777 E. Wisconsin Ave
                                Milwaukee, WI  53202

                                Bank of New York                   $  7,500,000                  14%
                                925 Patterson Plank Rd.
                                Secaucus, NJ  07094

                                Bank One Trust Company             $    346,000                  *1%
                                340 South Cleveland Ave
                                Building 350
                                Columbus, OH  43240

                                Bankers Trust Company              $ 20,000,000                  38%
                                648 Grassmere Park Drive
                                Nashville, TN  37211

                                Boston Safe Deposit and            $  6,600,000                  12%
                                Trust Company
                                525 William Penn Place
                                Suite 3631
                                Pittsburgh, PA  15259

                                Investors Bank &                   $ 10,000,000                  19%
                                Trust Company
                                200 Clarendon Street
                                9/th/ Floor
                                Corporate Actions
                                Unit/TOP57
                                Boston, MA  02116


* Represents the less than sign

Senior Notes, Class A-4:        M&I Marshall & Ilsley Bank         $    600,000                   1%
(continued)                     c/o ADP Proxy Services
                                51 Mercedes Way
                                Edgewood, NY  11717

                                Northern Trust Company             $  5,700,000                  11%
                                801 S. Canal C-IN
                                Chicago, IL  60607

                                State Street Bank and              $  1,500,000                   3%
                                Trust Company
                                1776 Heritage Dr
                                Global Corporate Action
                                Unit JAB 5NW
                                No. Quincy, MA  02171

                                Wilmington Trust Company           $    700,000                   1%
                                Rodney Square North
                                1100 North Market Street
                                Wilmington, DE  19890


Senior Notes, Class A-5:        The Bank of New York               $  2,850,000                   3%
                                925 Patterson Plank Rd.
                                Secaucus, NJ  07094

                                Bankers Trust Company              $  4,350,000                   5%
                                648 Grassmere Park Road
                                Nashville, TN  37211

                                Boston Safe Deposit and            $  1,675,000                   2%
                                Trust Company
                                525 William Penn Place
                                Suite 3631
                                Pittsburgh, PA  15259

Senior Notes, Class A-5:        Brown Brothers                     $ 7,800,000                   9%
(continued)                     Harriman & Co.
                                63 Wall Street, 8/th/ Floor
                                New York, NY  10005

                                Citibank, N.A.                     $23,000,000                  27%
                                3800 Citicorp Center B3-15
                                Tampa, FL  33610

                                Deseret Trust Company              $ 2,500,000                   3%
                                Gateway Tower East
                                10 East South Temple
                                Suite 470
                                Salt Lake City, UT  84113

                                First Union National Bank          $20,000,000                  24%
                                Philadelphia Main
                                123 South Broad Street
                                DA4901
                                Philadelphia, PA  19109

                                Investors Bank & Trust             $   250,000                  *1%
                                Institutional Custody
                                200 Claredon Street
                                9/th/ Floor
                                Boston, MA  02116

                                JP Morgan Chase Bank               $14,825,000                  17%
                                JP Morgan Investor Services
                                Dallas, TX  75240

                                JP Morgan Chase Bank               $    50,000                  *1%
                                CCSG
                                P.O. Box 2558
                                Houston, TX  77252

                                Northern Trust Company             $ 4,425,000                   5%
                                801 S. Canal C-IN
                                14201 Dallas Pkwy
                                12/th/ Floor, Mail Code 121
                                Chicago, IL  60607

* Represents the less than sign

Senior Notes, Class A-5:        PNC Bank,                          $  400,000                  *1%
(continued)`                    National Association
                                1600 Market Street
                                29/th/ Floor
                                Philadelphia, PA  19103

                                Prudential Securities              $1,000,000                   1%
                                Incorporated
                                c/o ADP Proxy Services
                                51 Mercedes Way
                                Edgewood, NY  11717

                                State Street Bank and              $1,150,000                   1%
                                Trust Company
                                1776 Heritage Dr
                                Global Corporate Action
                                Unit JAB 5NW
                                No. Quincy, MA  02171

                                Wells Fargo Bank                   $  625,000                   1%
                                Minnesota N.A.
                                733 Marquette Avenue
                                Minneapolis, MN  55479

* Represents the less than sign

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


                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report:

    99.5    Annual Officer's Certificate
    99.6    Summary of Quarterly Reports to Investors

Current Reports on Form 8-K filed by the registrant during the last quarter of 2001:

During the fourth quarter of 2001, the Company filed a report on Form 8-K on October 11, 2001.

Item 5. Other Events - The Quarterly Report to Investors (Payment Date Certificate) for the quarter ended September 30, 2001 was delivered to the trustee of the Ryder Vehicle Lease Trust 1999-A on October 11, 2001.

Item 7. Financial Statements and Exhibits - Exhibit 99: Quarterly Report to Investors (Payment Date Certificate) for the quarter ended September 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RYDER VEHICLE LEASE TRUST 1999-A
                                      (Registrant)



Date:  March  25, 2002                /s/ W. Daniel Susik
                                      ----------------------------------------
                                      W. Daniel Susik
                                      Senior Vice President and Treasurer
                                      Ryder Truck Rental, Inc.

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